Form 10-K405/A
period 1998-12-31
IMC HOME EQUITY LOAN OWNER TRUST 1998-7
filed 1999-05-19
CIK 1075702

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                  Form 10-K/A


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended December 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _______ to _______.


                      Commission File Number 333-48429-05
                                             ------------


                    IMC HOME EQUITY LOAN OWNER TRUST 1998-7
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 New York                                         13-7182266
    -------------------------------                         -------------------
    (State of other jurisdiction of                           (I.R.S. Employer
     Incorporation or organization)                         Identification No.)

      c/o The Chase Manhattan Bank
      Structured Finance Services
   450 West 33rd Street, New York, NY                             10001-2697
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


      Registrant's telephone number, including area code: (813) 984-8801
                                                          --------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered:

          None                                          None
-----------------------              ------------------------------------------

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

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

Documents Incorporated by Reference:
                                 Not Applicable

                                    Part IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements:

         Not applicable.

     2.  Financial Statement Schedules:

         Not applicable.

     3.  Exhibits:

         EXHIBIT NO.                                DESCRIPTION

             99.1 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations (with Management
                                           Assertion on Compliance with USAP).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    By: IMC Securities, Inc.,
                                        As Depositor


                                    By: /s/ Thomas G. Middleton
                                       ----------------------------------------
                                    Name:   Thomas G. Middleton
                                    Title:  President, Chief Operating Officer,
                                            Assistant Secretary and Director


                                    By: /s/ Stuart D. Marvin
                                       ----------------------------------------
                                    Name:   Stuart D. Marvin
                                    Title:  Chief Financial Officer


Date: May 17, 1999

                               INDEX TO EXHIBITS
                                    Item 14



         EXHIBIT NO.                                DESCRIPTION

             99.1 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations (with Management
                                           Assertion on Compliance with USAP).